Form 10-K
period 2006-12-31
Wachovia Mortgage Loan Trust, Series 2006-ALT1
filed 2007-03-30
CIK 1382260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2006
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For Transition period ______________________________
Commission File Number of issuing entity: 333-130771-03
Wachovia Mortgage Loan Trust, LLC
Series 2006-ALT1 Trust
(Exact name of issuing entity as specified in its charter)
Wachovia Mortgage Loan Trust, LLC
(Exact name of depositor as specified in its charter
)
Wachovia Bank, National Association
(Exact name of sponsor as specified in its charter
)
Delaware
(State or other jurisdiction of incorporation or organization of the issuing entity)
301 S. College Street, NC5578-Suite G
Charlotte, NC 28288-5578
(Address of principal executive offices of issuing entity)
(704) 715-8239
(Telephone number, including area code)
20-3168291
(I.R.S. Employer Identification No.)
N/A
(Former name, former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.
Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.
Yes No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes
No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this Form 10-K.
[Item 405 of Regulation S-K is not applicable.]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer
Accelerated filer Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes No
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.
PART I
The following Items have been omitted in accordance with General Instruction J to Form
10- K:

Item 1: Business.
Item 1A: Risk Factors.
Item 2: Properties.
Item 3: Legal Proceedings.
Item 4: Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

None.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for
Certain Derivatives Instruments (Financial Information).

None.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB: Legal Proceedings.

There are no material pending legal or other proceedings involving the mortgage loans or
Wachovia Bank, National Association, as sponsor, Wachovia Mortgage Loan Trust, LLC, as depositor, Wachovia Mortgage Loan Trust, LLC Series 2006-ALT1 Trust, as the issuing entity,
U.S. Bank National Association, as trustee, supplemental interest trust trustee and custodian, and
Wells Fargo Bank, N.A. and National City Mortgage Co., as servicers, or other parties described in Item 1117 of Regulation AB that, individually or in the aggregate, would have a material adverse impact on investors in the securities to which this report relates.

PART II
The following Items have been omitted in accordance with General Instruction J to Form
10- K:

Item 5:
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.
Item 6: Selected Financial Data.
Item 7:
Management's Discussion and Analysis of Financial Condition and Results of
Operations.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk.
Item 8:
Financial Statements and Supplementary Data.
Item 9:
Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure.
Item 9A: Controls and Procedures.

Item 9B: Other Information.

None.
PART III
The following Items have been omitted in accordance with General Instruction J to Form
10- K:

Item 10: Directors and Executive Officers of the Registrant.
Item 11: Executive Compensation.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.
Item 13: Certain Relationships and Related Transactions.
Item 14: Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related
Transactions .

Information contemplated by Item 1119 of Regulation AB has been omitted from this report in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of U.S. Bank National Associa tion, Wells Fargo Bank, N.A., National City Mortgage Co.,
Regulus Group LLC and ZC Sterling Insurance Agency, Inc. (each, a "Servicing Participant")
has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing
Participant (each, a "Report on Assessment") as of December 31, 2006 and for the period covered by this Form 10-K, which Reports on Assessment are attached as exhibits to this Form
10-K. In addition, each Servicing Participant has provided an attestation report (each, an
"Attestation Report") by a registered independent public accounting firm regarding its related
Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such
Servicing Participant. In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors' activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors' activities in such Servicing Participant's Report on
Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors' activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Except as disclosed below, no Report on Assessment or related Attestation Report has identified
(i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant's policies and procedures to monitor vendor compliance.

Exceptions:

National City Mortgage Co.: The Report on Assessment prepared by National City Mortgage
Co. ("NCM") and the related Attestation Report have identified material instances of noncompliance with one servicing criteria applicable to it. Specifically, with regard to servicing criterion 1122(d)(3)(i)(A) (which contemplates that reports to investors are prepared in accordance with timeframes and other terms set forth in the transaction agreements), instances were noted (NCM indicates 29 possible instances) in which NCM failed to provide the master servicer with delinquency/defa ult loan data reports within the timeframes set forth in the transaction agreements.

Wells Fargo Bank, N.A.: The Report on Assessment prepared by Wells Fargo Bank, N.A.
("WFB") and the related Attestation Report have identified material instances of noncompliance with two servicing criteria applicable to it. Specifically
With regard to servicing criterion 1122(d)(3)(i), which contemplates that reports to investors are maintained in accordance with the transaction agreements and applicable
SEC requirements, WFB determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.
With regard to servicing criterion 1122(d)(4)(vii), which contemplates that loss mitigation or recovery actions are implemented in accordance with the requirements established by the transaction agreements, WFB determined that it did not provide investors with prior notification of intent to foreclose.

WFB indicates in Exhibit B to its Report on Assessment that corrective action was taken to address ongoing compliance. We have not independently verified the accuracy of WFB's assertions or the adequacy of its remediation efforts.

Platform-Level Reports:

Regulations of the Securities and Exchange Commission (the "SEC") require that each Servicing
Participant complete a Report on Assessment at a "platform" level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. More recent guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant
is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant's business model and the transactions in which it is involved.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the SEC's regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of Wells Fargo Bank, N.A. and National City Mortgage Co. (each, a "Servicer") has been identified by the registrant as a servicer with respect to the pool assets held by the Issuing Entity.
Each Servicer has provided a statement of compliance with its obligations under servicing agreement applicable to such Servicer (a "Compliance Statement") for the period covered by this
Form 10-K, in each case signed by an authorized officer of the related servicer. Each
Compliance Statement is attached as an exhibit to this Form 10-K. None of the Compliance
Statements has identified any instance where the related Servicer has failed to fulfill its obligations under the applicable servicing agreement in any material respects.
PART IV

Item 15.
Exhibits, Financial Statement Schedules.
(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.
(b) Exhibits.
Exhibit
Number
Description
3.1 Limited Liability Company Agreement of Wachovia Mortgage Loan Trust, LLC
(incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2005).
4.1 Pooling and Servicing Agreement, dated December 27, 2006, among Wachovia
Mortgage Loan Trust, LLC, as depositor, U.S. Bank National Association, as trustee, supplemental interest trustee and custodian, and Wells Fargo Bank, N.A.
and National City Mortgage Co., as servicers (incorporated by reference to the exhibit with the same numerical designation included in the Report on Form 8-
K filed by the Issuing Entity with the Securities and Exchange Commission on
January 11, 2007).
4.3 Mortgage Loan Purchase Agreement, dated December 27, 2006, between
Wachovia Mortgage Loan Trust, LLC, as purchaser, and American Mortgage
Network, Inc., as seller (incorporated by reference to the exhibit with the same numerical designation included in the Report on Form 8-K filed by the Issuing
Entity with the Securities and Exchange Commission on January 11, 2007).
4.4 Mortgage Loan Purchase Agreement, dated December 27, 2006, between
Wachovia Mortgage Loan Trust, LLC, as purchaser, and Wachovia Bank,
National Association, as seller (incorporated by reference to the exhibit with the same numerical designation included in the Report on Form 8-K filed by the
Issuing Entity with the Securities and Exchange Commission on January 11,
2007).
31.1 Certification of Wachovia Mortgage Loan Trust, LLC pursuant to Rule 13a-
14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1 Report on Assessment of Compliance with Servicing Criteria of U.S. Bank
National Association as of December 31, 2006 and for the period covered by this Form 10-K.
33.2.1 Report on Assessment of Compliance with Servicing Criteria of Wells Fargo
Bank, N.A. as of December 31, 2006 and for the period covered by this Form
10-K.
33.2.2 Report on Assessment of Compliance with Servicing Criteria of Regulus Group
LLC as of December 31, 2006 and for the period covered by this Form 10-K.
33.2.3 Report on Assessment of Compliance with Servicing Criteria of ZC Sterling
Insurance Agency, Inc. as of December 31, 2006 and for the period covered by this Form 10-K.
33.3.1 Report on Assessment of Compliance with Servicing Criteria of National City
Mortgage Co. as of December 31, 2006 and for the period covered by this Form
10-K.
33.3.2 Report on Assessment of Compliance with Servicing Criteria of Regulus Group
LLC as of December 31, 2006 and for the period covered by this Form 10-K.
34.1 Attestation Report of Ernst & Young LLP on Assessment of Compliance with
Servicing Criteria relating to U.S. Bank National Association.
34.2.1 Attestation Report of KPMG LLP on Assessment of Compliance with Servicing
Criteria relating to Wells Fargo Bank, N.A.
34.2.2 Attestation Report of KPMG LLP on Assessment of Compliance with Servicing
Criteria relating to Regulus Group LLC.
34.2.3 Attestation Report of Ernst & Young LLP on Assessment of Compliance with
Servicing Criteria relating to ZC Sterling Insurance Agency, Inc.
34.3.1 Attestation Report of Ernst & Young LLP on Assessment of Compliance with
Servicing Criteria relating to National City Mortgage Co.
34.3.2 Attestation Report of KPMG LLP on Assessment of Compliance with Servicing
Criteria relating to Regulus Group LLC.
35.1 Annual Statement of Compliance of Wells Fargo Bank, N.A.
35.2 Annual Statement of Compliance of National City Mortgage Co.

(c)
Not Applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007
Wachovia Mortgage Loan Trust, LLC
Series 2006-ALT1 Trust
By: Wachovia Mortgage Trust, LLC,
as Depositor
By: /s/ Robert J. Perret
Name: Robert J. Perret
Title: Vice President
INDEX TO EXHIBITS
Exhibit
Number
Description
3.1 Limited Liability Company Agreement of Wachovia Mortgage Loan Trust, LLC
(incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2005).
4.1 Pooling and Servicing Agreement, dated December 27, 2006, among Wachovia
Mortgage Loan Trust, LLC, as depositor, U.S. Bank National Association, as trustee, supplemental interest trustee and custodian, and Wells Fargo Bank, N.A.
and National City Mortgage Co., as servicers (incorporated by reference to the exhibit with the same numerical designation included in the Report on Form 8-
K filed by the Issuing Entity with the Securities and Exchange Commission on
January 11, 2007).
4.3 Mortgage Loan Purchase Agreement, dated December 27, 2006, between
Wachovia Mortgage Loan Trust, LLC, as purchaser, and American Mortgage
Network, Inc., as seller (incorporated by reference to the exhibit with the same numerical designation included in the Report on Form 8-K filed by the Issuing
Entity with the Securities and Exchange Commission on January 11, 2007).
4.4 Mortgage Loan Purchase Agreement, dated December 27, 2006, between
Wachovia Mortgage Loan Trust, LLC, as purchaser, and Wachovia Bank,
National Association, as seller (incorporated by reference to the exhibit with the same numerical designation included in the Report on Form 8-K filed by the
Issuing Entity with the Securities and Exchange Commission on January 11,
2007).
31.1 Certification of Wachovia Mortgage Loan Trust, LLC pursuant to Rule 13a-
14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1 Report on Assessment of Compliance with Servicing Criteria of U.S. Bank
National Association as of December 31, 2006 and for the period covered by this Form 10-K.
33.2.1 Report on Assessment of Compliance with Servicing Criteria of Wells Fargo
Bank, N.A. as of December 31, 2006 and for the period covered by this Form
10-K.
33.2.2 Report on Assessment of Compliance with Servicing Criteria of Regulus Group
LLC as of December 31, 2006 and for the period covered by this Form 10-K.
33.2.3 Report on Assessment of Compliance with Servicing Criteria of ZC Sterling
Insurance Agency, Inc. as of December 31, 2006 and for the period covered by this Form 10-K.
33.3.1 Report on Assessment of Compliance with Servicing Criteria of National City
Mortgage Co. as of December 31, 2006 and for the period covered by this Form
10-K.
33.3.2 Report on Assessment of Compliance with Servicing Criteria of Regulus Group
LLC as of December 31, 2006 and for the period covered by this Form 10-K.
34.1 Attestation Report of Ernst & Young LLP on Assessment of Compliance with
Servicing Criteria relating to U.S. Bank National Association.
34.2.1 Attestation Report of KPMG LLP on Assessment of Compliance with Servicing
Criteria relating to Wells Fargo Bank, N.A.
34.2.2 Attestation Report of KPMG LLP on Assessment of Compliance with Servicing
Criteria relating to Regulus Group LLC.
34.2.3 Attestation Report of Ernst & Young LLP on Assessment of Compliance with
Servicing Criteria relating to ZC Sterling Insurance Agency, Inc.
34.3.1 Attestation Report of Ernst & Young LLP on Assessment of Compliance with
Servicing Criteria relating to National City Mortgage Co.
34.3.2 Attestation Report of KPMG LLP on Assessment of Compliance with Servicing
Criteria relating to Regulus Group LLC.
35.1 Annual Statement of Compliance of Wells Fargo Bank, N.A.
35.2 Annual Statement of Compliance of National City Mortgage Co.

Exhibit 31.1
Certification pursuant to Rule 13a-14(d)/15d-14(d)
under the Securities Exchange Act of 1934
I, Robert J. Perret, certify that:
1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Wachovia Mortgage Loan Trust,
LLC Series 2006-ALT1 Trust (the "Exchange Act periodic reports");
2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange
Act periodic reports;
4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and
5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with
Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on
Form 10-K.
In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank National Association, Wells Fargo Bank, N.A.
and National City Mortgage Co.
Date: March 30, 2007
By: /s/ Robert J. Perret
Name: Robert J. Perret
Title: Vice President
Exhibit 33.1
Management's Assertion
Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:
U.S. Bank Corporate Trust Asset Backed Securities Platform(1)
hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1.
U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2.
U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria ;

3.
U.S. Bank's assessment of its compliance with the applicable servic ing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria .

4.
Ernst & Young, a registered public accounting firm, has issued an attestation report on
U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

U.S. BANK NATIONAL ASSOCIATION

/s/ Bryan R. Calder
Name: Bryan R. Calder
Title: Executive Vice President
Date: February 26, 2007

(1) The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for (i) publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions comprised of the repackaging of corporate debt and/or other agency securities.

EXHIBIT A to Management's Assertion

Reg AB
Servicing Criteria
Reference

General Servicing Considerations
1122(d)(1)(i)
Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.

1122(d)(1)(ii)
If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.

1122(d)(1)(iii)
Any requirements in the transaction agreements to maintain a back-up servicer for the
Pool Assets are maintained.
Not Applicable

1122(d)(1)(iv)
A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)
Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)
Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.

1122(d)(2)(iii)
Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)
The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of over collateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)
Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
Exchange Act.

1122(d)(2)(vi)
Unissued checks are safeguarded so as to prevent unauthorized access.

1122(d)(2)(vii) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items.
These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
Investor Remittances and Reporting

1122(d)(3)(i)
Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations;
and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of Pool Assets serviced by the Servicer.

1122(d)(3)(ii)
Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

1122(d)(3)(iii)
Disbursements made to an investor are posted within two business days to the
Servicer's investor records, or such other number of days specified in the transaction agreements.

1122(d)(3)(iv)
Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.

Pool Asset Administration

1122(d)(4)(i)
Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

1122(d)(4)(ii)
Pool assets and related documents are safeguarded as required by the transaction agreements

1122(d)(4)(iii)
Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)
Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow)
in accordance with the related pool asset documents.
Not Applicable

1122(d)(4)(v)
The Servicer's records regarding the pool assets agree with the Servicer's records with respect to an obligor's unpaid principal balance.
Not Applicable

1122(d)(4)(vi)
Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.

Not Applicable

1122(d)(4)(vii) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
Not Applicable

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

Not Applicable

1122(d)(4)(ix)
Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.
Not Applicable

1122(d)(4)(x)
Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.

Not Applicable

1122(d)(4)(xi)
Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

Not Applicable

1122(d)(4)(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

Not Applicable

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Not Applicable

1122(d)(4)(xiv) Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.

Not Applicable

1122(d)(4)(xv) Any external enhancement or other support, identified in Item 1114(a)(1) through (3)
or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
Exhibit 33.2.1
Report on Assessment of Compliance with Servicing Criteria
of Wells Fargo Bank, N.A.
Wells Fargo Bank, N.A.
2006 Certification Regarding Compliance with Applicable Servicing Criteria

1.
Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the pr imary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for
Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a
Federal Home Loan Bank (the servicing "P latform");

2.
The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3.
Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph
(d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4.
The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5.
The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6.
The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December
31, 2006;

7.
The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8.
KPMG LLP, a registered public accounting firm, has issued an attestation report on the
Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007
WELLS FARGO BANK, N.A.

By: /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President
EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria
Servicing Criteria
Applicable Servicing
Criteria
Inapplicable
Servicing
Criteria
Reference
Criteria
Performed
by
Servicer
Performed
by
Vendor(s)
General Servicing Considerations
1122(d)(1)(i)
Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.
X
1122(d)(1)(ii)
If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
X
1122(d)(1)(iii)
Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
X
1122(d)(1)(iv)
A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
X
Cash Collection and Administration
1122(d)(2)(i)
Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
X
1
X
2
1122(d)(2)(ii)
Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.
X
1122(d)(2)(iii)
Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
X
1122(d)(2)(iv)
The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
X
1122(d)(2)(v)
Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
Exchange Act.
X
1122(d)(2)(vi)
Unissued checks are safeguarded so as to prevent unauthorized access.
X
3
X
4
1
A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2
A lockbox vendor receives payments, creates transaction files, deposit s checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3
A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4
Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
Servicing Criteria
Applicable Servicing
Criteria
Inapplicable
Servicing
Criteria
Reference
Criteria
Performed
by
Servicer
Performed
by
Vendor(s)
1122(d)(2)(vii)
Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
X
Investor Remittances and Reporting
1122(d)(3)(i)
Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A)
are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C)
are filed with the Commission as required by its rules and regulations;
and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
X
1122(d)(3)(ii)
Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.
X
1122(d)(3)(iii)
Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.
X
1122(d)(3)(iv)
Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.
X
Pool Asset Administration
1122(d)(4)(i)
Collateral or security on mortgage loans is maintained as required by the transaction agreements or related mortgage loan documents.
X
1122(d)(4)(ii)
Mortgage loan and related documents are safeguarded as required by the transaction agreements.
X
1122(d)(4)(iii)
Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or
requirements in the transaction agreements.
X
1122(d)(4)(iv)
Payments on mortgage loans, including any payoffs, made in
accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
X
5
X
6
1122(d)(4)(v)
The Servicer's records regarding the mortgage loans agree with the
Servicer's records with respect to an obligor's unpaid principal balance.
X
1122(d)(4)(vi)
Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
X
5
A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6
A lockbox vendor receives payments, creates transaction files, deposit s checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
Servicing Criteria
Applicable Servi cing
Criteria
Inapplicable
Servicing
Criteria
Reference
Criteria
Performed
by
Servicer
Performed
by
Vendor(s)
1122(d)(4)(vii)
Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
X
1122(d)(4)(viii)
Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the
transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
X
1122(d)(4)(ix)
Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan documents.
X
1122(d)(4)(x)
Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortga ge loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
X
1122(d)(4)(xi)
Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
X
7
X
8
1122(d)(4)(xii)
Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
X
1122(d)(4)(xiii)
Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
X
9
X
10
1122(d)(4)(xiv)
Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.
X
1122(d)(4)(xv)
Any external enhancement or other support, identified in Item
1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
X
7
A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8
Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see
Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of non-
compliance with the applicable servicing criteria:
1.
1122(d)(3)(i) - Delinquency Reporting For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans.
Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.
2.
1122(d)(4)(vii) - Notification of Intent to Foreclose Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.
OH&S DRAFT 03/26/07
Exhibit 33.2.2
Report on Assessment of Compliance with Servicing Criteria
of Regulus Group LLC
REGULUS
Report on Assessment of Compliance with Regulation AB Servicing Criteria
1.
Pursuant to Subpart 229.1100- Asset Backed Securities, 17 C.F.R. 229.1100-
229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed though a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.
2.
The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus'
assessment of compliance. Regulus has concluded that the servicing criteria set forth in
Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing
Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in
Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.
3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.
4.
KPMG LLP, a registered public accounting firm, has issued an attestation report on
Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as
Exhibit A.
By: /s/: Kimberlee Clark
Kimberlee Clark
Chief Financial Officer
February 22, 2007
860 LATOUR COURT NAPA, CA 94558 TEL: 707.254.4000 FAX: 707.254.4070 REGULUSGROUP.COM
Exhibit 33.2.3
Report on Assessment of Compliance with Servicing Criteria
of ZC Sterling Insurance Agency, Inc.
[ZC STERLING logo]
KEEPING YOU FIRST
ZC Sterling Corporation
210 Interstate North Parkway
Suite400
Atlanta, GA 30339
Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com
Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AS Servicing Criteria
For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling
Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in
Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to
ZCSIA by the Servicer to assess compliance with the applicable servicing criteria.
Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii),
and 1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the
Platforms covered by this report. The rema ining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA assessment and E&Y has issued an attestation report on
ZCSIA assessment of compliance with the applicable servicing criteria for the Period.

1.
ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2.
To the extent that ZCSIA prints checks for Servicer or otherwise has
Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS
PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN
AMRO Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust
Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation,
Wells Fargo Ho me Mortgage.

3.
Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty
(30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4.
Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5.
File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J Castner

Arthur J. Castner
Title: Senior Vice President- Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007
Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product
Solution (ZIPS) Platform:
1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage
Corporation)
8. Wells Fargo Home Mortgage
Exhibit 33.3.1
Report on Assessment of Compliance with Servicing Criteria
of National City Mortgage Co.
Management's Assertion on Compliance with Regulation AB Criteria
National City Mortgage Co. (the "Asserting Party") is responsible for assessing compliance, as of and for the year ended December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Item 1122(d) of
Regulation AB, excluding the criteria set forth in item 1122(d)(1)(iii), 1122(d)(3)(i)(C) and 1122(d)(4)(ii)(xv)
which the Asserting Party has concluded are not applicable to the activities it performs, either directly or through its Vendors, with respect to the residential mortgage-backed securities transactions covered by this report (such criteria, the "Applicable Servicing Criteria"). The transactions covered by this report include all residential mortgage-backed securities that were completed on or after January 1, 2006 that were registered with the
Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as listed on
Appendix A.

The Asserting Party has engaged certain vendors ("Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006. The Asserting Party has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each Vendor. The Asserting Party is responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the Vendors and related criteria. The Asserting Party elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors for servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii).

The Asserting Party has obtained an assertion of management and accompanying 1122 attestation report from the
Vendor performing servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).

The Asserting Party has assessed compliance with the Applicable Servicing Criteria for the Reporting Period and
has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria during the
Reporting Period with respect to the Platform taken as a whole, except as noted below:

There were 29 possible instances where the Asserting Party did not prepare default loan data reports for the master servicer within the timeframes set forth in the transaction agreements as required in section
1122(d)(3)(i)(A). All other loan level reports were completed as required.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report for the
Platform on the Asserting Party's assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period as set forth in this assertion.

National City Mortgage Co., as Servicer

By:
/s/: T. Jackson Case, Jr. Date: March 14, 2007

Name: T. Jackson Case, Jr.

Title:
Executive Vice President
Appendix A
Deal Name
ARMT 2006-2
BAFC 2006-1
BAFC 2006-2
BAFC 2006-3
BAFC 2006-4
BAFC 2006-5
BAFC 2006-A
BAFC 2006-I
Bayview 2006-C
BSABS 2006-AC3
BSABS 2006-AC5
CMLTI 2006-4
CMLTI 2006-AR3
CMLTI 2006-AR5
CSMC 2006-3
DBALT 2006-AB2
DBALT 2006-AB4
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR5
GSAA 2006-11
GSAA 2006-12
GSAA 2006-14
GSAA 2006-16
GSAA 2006-3
GSAA 2006-5
GSAA 2006-9
GSAA 2006-20
GSR 2006-AR1
GSR 2006-8F
GSR 2006-9F
GSR 2006-AR2
JPALT 2006-S4
JPMMT 2006-S1
JPMMT 2006-S3
JPMMT 2006-S4
LMT 2006-6
LMT 2006-7
LXS 2006-20
MASTR 2006-1
MASTR 2006-3
MLMI 2006-A3
MLMI 2006-A4
MLMI 2006-F1
PRIME 2006-1
PRIME 2006-CL1
RESI 2006-B
RFC 2006-QA4
RFC 2006-QA5
RFC 2006-QA11
RFC 2006-QS1
RFC 2006-QS2
RFC 2006-QS3
RFC 2006-QS4
RFC 2006-QS5
RFC 2006-QS6
RFC 2006-QS7
RFC 2006-QS8
RFC 2006-QS10
RFC 2006-QS11
RFC 2006-QS12
RFC 2006-QS13
RFC 2006-QS16
RFC 2006-QS17
RFC 2006-QS18
RFC 2006-RZ3
RFC 2006-S10
RFC 2006-S11
RFC 2006-S12
SAMI 2006-AR3
WMLT 2006-A
WMLT 2006-ALT1
Exhibit 33.3.2
Report on Assessment of Compliance with Servicing Criteria
of Regulus Group LLC
[see Exhibit 33.2.2]

Exhibit 34.1
Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing
Criteria Relating to U.S. Bank National Association

[Ernst & Young LLP LOGO]
Ernst & Young LLP Phone: (612) 343-1000
2 South Sixth Street, Ste. 1400 www.ey.com
Minneapolis, MN 55402-4509
Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on
Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank
National Association (the Company) complied with the servicing criteria set forth in Item
1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust
Asset Backed Securities platform (the Platform) as of and for the year ended December 31,
2006, except for criteria 1122 (d)(1)(iii) and 1122 (d)(4)(iv) through 1122 (d)(4)(xiv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the
Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company
Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust
Asset Backed Securities platform is fairly stated, in all material respects.
/s/ Ernst & Young LLP
February 26, 2007
A Member Practice of Ernst & Young Global
Exhibit 34.2.1
Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria
Relating to Wells Fargo Bank, N.A.
[KPMG logo]

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A,:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB
for its primary servicing of resident ial mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the
Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company
Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.
Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting -- The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose -- The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.

As described in the accompanying 2006 Certification Regarding Compliance with Applicable
Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv),
1122(d)(4)(xi), and 1122(d)(4)(xiii), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of
Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation
17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, except for the instances of material noncompliance described above, the
Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.

/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007
Exhibit 34.2.2
Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria
Relating to Regulus Group LLC
[KPMG logo]
KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499
Report of Independent Registered Public Accounting Firm
The Board of Members
Regulus Group LLC:
We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with
Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item
I122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended
December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31,
2006. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.
Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight
Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report.
Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the
Company's compliance with the servicing criteria.
In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.
/s/ KPMG LLP
Philadelphia, PA
February 22, 2007
KPMG LLP. a U S limited liability partnership, is the US
member firm of KPMG International, a Swiss cooperative
Exhibit 34.2.3
Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing
Criteria Relating to ZC Sterling Insurance Agency, Inc.
[Ernst & Young logo]
Ernst &Young LLP Phone: (404) 874-8300
Suite 2800 wvw.eycom
600 Peachtree Street
Atlanta, Georgia 30308-22I5
Report of Independent Registered Public Accounting Firm
We have examined management's assertion, included in the accompanying Report on
Assessment of Compliance with Securities and Exchange Commission's Regulation AB
Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange
Commission's Re gulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006.
The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi),
1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange
Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company
Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.
In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.
/s/ Ernst & Young LLP
February 20, 2007
A Member Practice of Ernst &Young Global
Exhibit 34.3.1
Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing
Criteria Relating to National City Mortgage Co.

Ernst & Young Letterhead
Report of Independent Registered Public Accounting Firm
Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying, Management's Assertion on Compliance with Regulation AB Servicing Criteria, that National City Mortgage Company ("NCM"), complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange
Commission's Regulation AB for the residential mortgage loan servicing platform, except for the instance of material noncompliance described therein, as of and for the year ended December 31,
2006, and except for Item 1122 (d)(1)(iii), 1122(d)(2)(i), 1122(d)(3)(i)(C), 1122 (d)(4)(ii), 1122 (d)(4)(iv)
and 1122 (d)(4)(xv), which NCM has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. See Appendix A of the management's assertion for the asset backed transaction covered by this platform. Management is responsible for
NCM's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about NCM's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American
Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight
Board (United States) and, accordingly, included examining, on a test basis, evidence about the NCM's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether NCM processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly
Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by NCM during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by NCM during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122 (d)(4)(xi) and 1122 (d)(4)(xii), NCM has engaged various vendors to perform the activities required by these servicing criteria. NCM has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation
AB, and NCM has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation 17.06. As permitted by Interpretation
17.06, NCM has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. NCM is solely responsible for determining that it meets the SEC requirements to apply
Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to NCM's eligibility to apply Interpretation 17.06.

Our examination disclosed the following material noncompliance with servicing criteria 1122(d)(3)(i)(A)
applicable to NCM's platform covered by this report during the year ending December 31, 2006. We noted instances in which NCM failed to provide the master servicer with the delinquency data as set forth in the transaction agreements.

In our opinion, except for the material noncompliance described in the above paragraph, NCM complied, in all material respects, with the aforementioned servicing criteria including servicing criteria
1122(d)(4)(xi) and 1122(d)(4)(xii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the year ended December 31, 2006 for the residential mortgage loan servicing platform.
/s/ Ernst & Young LLP

March 13, 2007
Exhibit 34.3.2
Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria
Relating to Regulus Group LLC
[see Exhibit 34.2.2]
Exhibit 35.1
ANNUAL STATEMENT OF COMPLIANCE (Item 1123)
Wells Fargo Bank, N.A.

[Well Fargo Home Mortgage logo]
Wells Fargo Bank, N.A.
Servicer Compliance Statement

1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo")
hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of
Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A
(the "Servicing Agreement (s)") has been made under my supervision.

2. To the best of my knowledge, based on such review , Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.

_/s/: John B. Brown_________
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

EXHIBIT A
MASTER
CLIENT INV# INV
SERVICER/TRUSTEE DEAL NAME
106 Q03 WACHOVIA PMSR 2006-AMN1 US BANK WMLT 2006-AMN1
106 Q04 WACHOVIA PMSR WMLT06-ALT1 US BANK WMLT 2006-ALT1
591 340 WACHOVIA US BANK WMLT 2006-A
708 340 WACHOVIA US BANK WMLT 2006-A

Exhibit 35.2
ANNUAL STATEMENT OF COMPLIANCE (Item 1123)
Wachovia Mortgage Loan Trust, LLC
Series 2006-ALT1 Trust (the "Issuing Entity")
National City Mortgage Co.

Officer Certification

I, T. Jackson Case, Jr., hereby certify to Wachovia Mortgage Loan Trust, LLC, that I am a duly elected Executive Vice President of National City Mortgage Corporation (the
"Company"), a corporation organized under the laws of the State of Ohio and further as follows:
(i)
A review of the activities of the Company during the immediately preceding calendar year (or applicable portion thereof) and of its performance under the
Agreement and any applicable Reconstitution Agreement during such period has been made under such officer's supervision, and
(ii)
to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement and any applicable
Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof) or, if there has been a failure to fulfill any such obligation in any material respect, specifically identifying each such failure known to such officer and the nature and the status thereof.
National City Mortgage

Certified by: __/s/: T Jackson Case, Jr.____ Date: _March 14, 2007_____

Name:
_ T Jackson Case, Jr.______

Title:
_Executive Vice President__